Form 10-K
period 2020-12-31
Ford Credit Auto Lease Trust 2020-A
filed 2021-03-24
CIK 1799516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Ford Credit Auto Lease Trust 2020-A (Exact name of issuing entity as specified in its charter) Commission File Number: 333-231819-04 Central Index Key Number: 0001799516
Ford Credit Auto Lease Two LLC (Exact name of depositor as specified in its charter) Commission File Number: 333-231819 Central Index Key Number: 0001519881
Ford Motor Credit Company LLC (Exact name of sponsor as specified in its charter) Central Index Key Number: 0000038009

Delaware (State or Other Jurisdiction of Incorporation of issuing entity)	84-7048497 (I.R.S. Employer Identification No. of issuing entity)
c/o BNY Mellon Trust of Delaware 301 Bellevue Parkway, 3rd Floor Wilmington, Delaware (Address of Principal Executive Offices of issuing entity)	19809 (Zip Code)
(302) 791-3610
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a-non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Non-Accelerated Filer ☒	Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Item 1A. Item 2. Item 3.	Business Risk Factors Properties Legal Proceedings
Item 1B.  Unresolved Staff Comments.

Nothing to report.

Item 4.    Mine Safety Disclosures.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

Nothing to report.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Selected Financial Data
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Controls and Procedures

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Item 11. Item 12. Item 13. Item 14.
Directors, Executive Officers and Corporate Governance.
Executive Compensation.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Certain Relationships and Related Transactions, and Director Independence.
Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and U.S. Bank National Association (“US Bank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2020-A (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2020 and for the period from January 1, 2020 through December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicing Compliance Statement.
Ford Credit has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Ford Credit has provided a statement of compliance for the reporting period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement and Schedules.

(a)    List of Documents Filed as Part of this Report
(1)    Not applicable.
(2)    Not applicable.
(3)    See Item 15(b) below.
(b)    Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Certificate of Formation of Ford Credit Auto Lease Two LLC (“FCAL Two”) (included in Exhibit 3.1 to the Registration Statement No. 333-208514, as filed with the Securities and Exchange Commission (the “Commission”) on February 17, 2016, which is incorporated herein by reference).
3.2	Second Amended and Restated Limited Liability Company Agreement of FCAL Two (included in Exhibit 3.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.3	Amended and Restated Certificate of Formation of CAB East LLC (included in Exhibit 3.3 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.4	Second Amended and Restated Limited Liability Company Agreement of CAB East LLC (included in Exhibit 3.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.5	Amended and Restated Certificate of Formation of CAB West LLC (included in Exhibit 3.5 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.6	Second Amended and Restated Limited Liability Company Agreement of CAB West LLC (included in Exhibit 3.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

4.1	Indenture, dated as of January 1, 2020, between the Trust and US Bank, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
4.2	Third Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among CAB East LLC, CAB West LLC, US Bank, Ford Credit and HTD Leasing LLC (included in Exhibit 4.1 to FCAL Two’s Form 8-K filed under Commission File No. 333-173928, as filed with the Commission on September, 3, 2019, which is incorporated herein by reference).
4.3	2020-A Exchange Note Supplement, dated as of January 1, 2020, to the Third Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated September 1, 2019, among CAB East LLC, CAB West LLC, US Bank, HTD Leasing LLC and Ford Credit (included in Exhibit 4.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
4.4	Amendment No. 1, dated as of July 7, 2020, to the 2020-A Exchange Note Supplement, dated as of January 1, 2020, to the Third Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated September 1, 2019, among CAB East LLC, CAB West LLC, US Bank, HTD Leasing LLC and Ford Credit (included in Exhibit 4.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on July 7, 2020, which is incorporated herein by reference).
10.1	Amended and Restated Trust Agreement, dated as of January 1, 2020, between FCAL Two and The Bank of New York Mellon, as owner trustee, and BNY Mellon Trust of Delaware, as Delaware trustee (included in Exhibit 4.2 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.2	Exchange Note Purchase Agreement, dated as of January 1, 2020, between Ford Credit and FCAL Two (included in Exhibit 10.2 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.3	Exchange Note Sale Agreement, dated as of January 1, 2020, between FCAL Two and the Trust (included in Exhibit 10.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.4	Third Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among CAB East LLC, CAB West LLC, Ford Credit and HTD Leasing LLC (included in Exhibit 10.1 to FCAL Two’s Form 8-K filed under Commission File No. 333-173928, as filed with the Commission on September 3, 2019, which is incorporated herein by reference).
10.5	2020-A Servicing Supplement, dated as of January 1, 2020, to Third Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among Ford Credit, CAB East LLC, CAB West LLC, and HTD Leasing LLC (included in Exhibit 10.5 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.6	Second Amended and Restated Administration Agreement, dated as of July 22, 2005, as amended and restated on December 1, 2015, among HTD Leasing LLC, US Bank and Ford Credit (included in Exhibit 10.6 to FCAL Two’s Form SF-3 filed under Commission File No. 333-231819, as filed with the Commission on May 30, 2019, which is incorporated herein by reference).
10.7	Administration Agreement, dated as of January 1, 2020, between the Trust and Ford Credit (included in Exhibit 10.7 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.8	Account Control Agreement, dated as of January 1, 2020, between the Trust and US Bank (included in Exhibit 10.8 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.9	Titling Company Account Control Agreement, dated as of January 1, 2020, between CAB East LLC, CAB West LLC and US Bank (included in Exhibit 10.9 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
10.10	Asset Representations Review Agreement, dated as of January 1, 2020, among Ford Credit, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.10 to the Trust’s Form 8-K filed under Commission File No. 333-231819-04, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).
31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.
33.2	Report on Assessment of Compliance with Servicing Criteria for US Bank.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to US Bank.
35.1	Servicer Compliance Statement of Ford Credit.
(c)    Not applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ford Credit Auto Lease Trust 2020-A (Issuing entity)
By: Ford Motor Credit Company LLC (Servicer)
By: /s/ Jason C. Behnke Jason C. Behnke Vice President - Assistant Treasurer (senior officer of Servicer in charge of servicing function)

March 24, 2021